Form 10-K/A
period 2003-03-28
MORTGAGE ASSET SEC TRANS INC  MASTR ADJ RATE MORT TR 2002 3
filed 2003-07-03
CIK 1185314

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Bank of America, N.A. (KY), as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Cenlar, as Subservicer <F1>
       d) Countrywide Home Loans Inc., as Servicer <F1>
       e) GMAC Mortgage Corp, as Servicer <F1>
       f) National City Mortgage Co, as Servicer <F1>
       g) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Bank of America, N.A. (KY), as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Cenlar, as Subservicer <F1>
       d) Countrywide Home Loans Inc., as Servicer <F1>
       e) GMAC Mortgage Corp, as Servicer <F1>
       f) National City Mortgage Co, as Servicer <F1>
       g) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Bank of America, N.A. (KY), as Servicer <F1>
       b) Cendant Mortgage Corp, as Servicer <F1>
       c) Cenlar, as Subservicer <F1>
       d) Countrywide Home Loans Inc., as Servicer <F1>
       e) GMAC Mortgage Corp, as Servicer <F1>
       f) National City Mortgage Co, as Servicer <F1>
       g) Wells Fargo Home Mortgage, Inc, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) Bank of America, N.A. (KY), as Servicer <F2>
       b) Cendant Mortgage Corp, as Servicer <F2>
       c) Cenlar, as Subservicer <F2>
       d) Countrywide Home Loans Inc., as Servicer <F2>
       e) GMAC Mortgage Corp, as Servicer <F2>
       f) National City Mortgage Co, as Servicer <F2>
       g) Wells Fargo Home Mortgage, Inc, as Servicer <F2>


   (b) On November 12, 2002, December 09, 2002, and January 08, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed Herewith.

  <F2> Certification has been received.




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

  Dated: July 3, 2003

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Bank of America, N.A. (KY), as Servicer, Cendant Mortgage Corp, as Servicer, Cenlar, as Subservicer, Countrywide Home Loans Inc., as Servicer, GMAC Mortgage Corp, as Servicer, National City Mortgage Co, as Servicer and Wells Fargo Home Mortgage, Inc, as Servicer.


      Date: 7-3-03


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

/s/ Deloitte & Touche LLP

February 21, 2003



Deloitte
Touche
Tohmatsu    (logo)

  Ex-99.1 (c)


KPMG (logo)

New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078

Independent Accountants' Report

The Board of Directors
Cenlar FSB:

We have examined management's assertion included in the accompanying management report, that Cenlar FSB (an wholly-owned subsidiary of Cenlar Capital Corporation) and subsidiaries (Cenlar) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's
Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002. Management is responsible for the Cenlar's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Cenlar's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cenlar's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cenlar's compliance with the minimum servicing standards.

In our opinion, management's assertion that Cenlar complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

February 14, 2003


KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

  Ex-99.1 (d)

Grant Thornton (logo)

Accountants and Management Consultants

REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Countrywide Financial Corporation

We have examined management's assertion about Countrywide Financial (formerly Countrywide Credit Industries, Inc.) and Subsidiaries' (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL") and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and Subsidiaries (including its wholly-owned subsidiary, Countrywide Home Loans, Inc., and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of
CHL) complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects, except as disclosed in the attached Schedule of Findings.

/s/ Grant Thornton LLP
Los Angeles, California
February 28, 2003

Suite 300
1000 Wilshire Blvd.
Los Angeles, CA 90017-2464
T 213.627.1717
F 213.624.6793
W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International


Countrywide Financial Corporation
SCHEDULE OF FINDINGS
December 31, 2002

Statement of Condition:
Interest on payoffs for four (4) states was not properly credited to the mortgagor per the respective state laws due to a programming error that was not correctly identifying when the Company should be paying, or crediting, the mortgagor.

Criteria:
The Uniform Single Attestation Program for Mortgage Bankers, Section V, Item 4, requires that interest on review accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Effect:
The Company was not properly paying, or crediting, the mortgagors for interest on payoffs during the year ended 2002.

Recommendation:
The Company should identify all borrows who are affected and refund the interest immediately. The Company should also remedy the programming error so that the system will properly identify when the mortgagor should be paid, or credited, for the interest on payoffs.

Corrective Action Plan:
The Company investigated this matter and identified the programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payment to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states.
The Company's Internal Audit Department will be performing testing in the area to ensure proper interest credit to mortgagors where applicable.

  Ex-99.1 (e)


PricewaterhouseCoopers (logo)

PricewaterhouseCoopers LLP
160 Federal Street
Boston MA 02110-9862
Telephone (617) 428 8400
Facsimile (617) 439 7393

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' ("the Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 7, 2003

  Ex-99.1 (f)

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

Cendant Mortgage Corporation

/s/  Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer



/s/ Mark Danahy
Mark Danahy
Senior Vice President & Chief Financial Officer



/s/ Martin L. Foster
Martin L. Foster
Senior Vice President-Loan Servicing


  Ex-99.2 (c)


CENLAR
CENTRAL LOAN ADMINISTRATION & REPORTING (logo)

February 14, 2003

Management Assertion

As of and for the year ended December 31, 2002, Cenlar FSB complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Cenlar FSB had in effect a fidelity bond in the amount of $30,000,000 and errors and omissions policy in the amount of $25,000,000.

/s/ Michael W. Young                      /s/ Gregory S. Tornquist
Michael W. Young                          Gregory S. Tornquist
Chief Executive Officer                   Senior Vice President and
                                          Chief Financial Officer

/s/ Steve W. Gozdan
Steve W. Gozdan
Senior Vice President and
Chief Operating Officer



P.O. Box 77400 * Ewing, NJ 08628 * 609-883-3900

  Ex-99.2 (d)


Countrywide (logo)

4500 Park Granada
Calabasas, California 91302-1613
(818) 225-3508

Thomas K. McLaughlin
Managing Director
Chief Financial Officer

February 28, 2003

Grant Thornton LLP
1000 Wilshire Boulevard
Suite 300
Los Angeles, CA 90017

Gentlemen:

As of and for the year ended December 31, 2002, Countrywide Financial Corporation (formerly Countrywide Credit Industries, Inc.,) and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers, except as disclosed in the attached Schedule of Findings to the report. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $215 million and $240 million, respectively.

The Company investigated the matter noted in the Schedule of Findings and identified a programming error. The programming error was corrected as of February 10, 2003. The Company identified all mortgagors affected and will send a refund to each customer that would have received a refund at payoff had the error not occurred. The Company expects payments to the mortgagors to occur by April 30, 2003. The Company's Legal Department is also revalidating the interest on escrow rules for all states. The Company's Internal Audit Department will be performing testing in this area to ensure proper interest credit to mortgagors where applicable.

Sincerely,

/s/ Thomas K. McLaughlin
Senior Managing Director and
Chief Financial Officer



  Ex-99.2 (e)


GMAC Mortgage Corporation
4 Walnut Grove Dr.
P.O. Box 965
Horsham, PA 19044-0965

GMAC
Mortgage (logo)

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 7, 2003

As of and for the year ended December 31, 2002, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers ("USAP") except as follows: Section V - Mortgagor Loan Accounting requires that interest on escrow accounts shall be paid or credited to mortgagors in accordance with the applicable state laws. The Company failed to utilize the appropriate interest rate on escrow accounts required by the state of Oregon during the year.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $400,000,000 and $400,000,000, respectively.

/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/ Ralph Hall
Ralph Hall
Chief Operation Officer
GMAC Residential Holding Corp

  Ex-99.2 (f)

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

Events of Default (if any):     None


Bank of America, N.A.

/s/ Robert S. O'Neill
Robert S. O'Neill
Investor Services - Kentucky
Senior Vice President

  Ex-99.3 (b)



CENDANT
Mortgage (logo)


June 10, 2003

Wells Fargo Mstr Serv
9062 Old Annapolis Road
Columbia, MD 21045
Attn: Ms. Kimberly Wiggins

RE: Officer's Certificate - Annual Certification

Dear Master Servicer:

The undersigned officer certifies the following for Cendant Mortgage Corp. for the 2002 calendar year. To the best of our knowledge:

a) The activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Mstr Serv;

b) The Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

c) The Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;

d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Mstr Serv;

f) All Custodial Accounts have been reconciled and are properly funded; and

g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Marc J. Hinkle
Officer - Marc J. Hinkle

Vice President - Loan Servicing
Title

06/10/03
Date



  Ex-99.3 (c)


CENLAR Federal Savings Bank
2002 Annual Certification


In accordance with our Servicing Agreement, we certify that to the best of our knowledge:

1) All funds received in your behalf are properly credited and segregated in established custodial accounts.

2) All mortgaged properties serviced in your behalf are fully covered by hazard insurance policies that are in full force and contain the standard mortgagee clause.

3) Accurate records are maintained regarding funds received in your behalf and mortgagors are provided accounting records for their respective loans, at least annually.

4) All mortgaged properties serviced in your behalf requiring FHA or MI premiums are paid promptly upon receipt of billing and the appropriate coverage is in full force and effect.

5) All appropriate Federal, State, IRS, and Regulatory legislation have been complied with, including but not limited to: the reporting of interest to mortgagors and on abandonment's of foreclosures for all mortgaged properties serviced in your behalf.

6) The paid status of all taxes and assessments is maintained relative to all mortgaged properties in your behalf.

7) Due diligence and standard acceptance collection practices are exercised to collect past due loans, inspections of abandonment REO or properties in foreclosure are performed routinely on all loans serviced in your behalf.

8) All mortgaged loans serviced in your behalf requiring interest rate and or payment changes are changed in a timely fashion in accordance with the provisions of the mortgage, relative to timely notices to the mortgagors, accounting records, proper index and other items specified in the controlling documents.

9) All other provisions of the Servicing Agreement not specified in the above certifications are complied with on all loans serviced in your behalf.

/s/ George T. Schwartz           3/17/03
George T. Schwartz               Date
Senior Vice President
Loan Servicing


  Ex-99.3 (d)


Countrywide Home Loans (logo)

400 Countrywide Way
Simi Valley, California 93065-6298

March 21, 2003

NORWEST BANK MINN., N.A.
11000 Brokenland Parkway
Columbia, MD 21004
Attn: Karen Chapple

OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreement for Countrywide Mortgage Obligations, Inc., the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2002 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.

/s/ Joseph Candelario     3/27/03
Joseph Candelario         Date
First Vice President
Compliance Officer
Loan Administration

re: Investor Numbers: 5

  Ex-99.3 (e)


GMAC Mortgage (logo)


March 15, 2003

NORWEST BANK MINNESOTA. N.A.
DEEPA UENKATRA
9062 OLD ANNAPOLIS ROAD
COLUMBIA, MD 21045


Re: Officers Statement of Compliance Year Ending 2002 Servicing Agreement/Pool

We hereby certify to the best of our knowledge and belief, that for the calendar year 2002:

1. A review of the activities of the Seller/Servicer and of performance according to the Seller/Servicer contract has been made with the undersigned Officer's knowledge.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/Servicer has fulfilled all its obligations under the Guides for such year.
3. If applicable, GMACM has filed the information returns with respects to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
4. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
5. All property inspections have been completed as required.
6. Compliance relative to Adjustable Rate Mortgages has been met.
7. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.

Servicer: GMAC Mortgage Corporation
By: /s/ Michael Kacergis
Name: Michael Kacergis
Title: Assistant Vice President
Date: March 15, 2003

500 Enterprise Road
Suite 150
Horsham, PA 19044


  Ex-99.3 (f)

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